Form 10-K
period 2001-12-31
CREDIT & ASSET REPACKAGING VEHICLE CORP
filed 2002-03-27
CIK 1143886

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                           ------------------


                                FORM 10-K

                               ANNUAL REPORT
                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                          For Fiscal Year Ended:
                            December 31,2001


            CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION

          (Exact Name of Registrant as Specified in Charter)


 Delaware                        1-16709                     13-4182182
(State or Other Jurisdiction    (Commission                 (IRS Employer
 of Incorporation)              File Number)                Identification No.)


85 Broad Street, New York, New York                             10004
(Address of Principal Executive Offices)                      (Zip Code)

    Registrant's telephone number, including area code: (212) 902-1000

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No __
    -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as a specified date within 60 days prior to the date of filing.

Not Applicable

Number of shares of common stock outstanding as of December 31, 2001 was 100.


Documents in Part II and Part IV incorporated herein by reference are as follows:

         Trustee's Distribution Statements to the Certificate Holders for the monthly periods ending November 1, 2002 and December 1, 2002 are hereby incorporated by reference as exhibits to Registrant's Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 and December 13, 2001 respectively.

INTRODUCTORY NOTE: Credit and Asset Repackaging Vehicle Corporation (the "Depositor") is the depositor under the Trust Agreement, dated as of October 1, 2001, by and between the Depositor and Wells Fargo Bank Minnesota, a National Banking Association, as trustee (the "Trustee"), which formed the Public Credit and Repackaged Securitiessm (PCARS)sm Trust Series 2001-1 (the "Trust" or the "Registrant"), and which provided for the issuance of the Public Credit and Repackaged Securitiessm (PCARS)sm Trust Allstate Financing II Certificates Series 2001-1. The Certificates do not represent obligations of or interests in the Depositor.



                               PART I

Item 1. Business.

         Not Applicable

Item 2. Properties.

         Not Applicable

Item 3. Legal Proceeding.

         None

Item 4. Submission of Matters to a Vote of Certificateholders.

         None

                              PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Market Information: The Certificates are traded on the New York Stock Exchange.

         (b) Holders: The Certificates issued by the Trust representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

         (c)  Dividends: Not Applicable

Item 6.  Selected Financial Data.

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable

Item 8. Financial Statements and Supplementary Data.

Trustee's Distribution Statements to the Certificate Holders for the monthly periods ending November 1, 2002 and December 1, 2002 are hereby incorporated by reference as exhibits to Registrant's Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 and December 13, 2001 respectively.




Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.

         None

                            PART III


Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable

Item 11. Executive Compensation.

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable

Item 13. Certain Relationships and Related Transactions.

         Not Applicable

                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Not Applicable

         (b) On October 8, 2001, a report on Form 8-K was filed in order to provide Financial Statements, Pro Froma Financial Information and Exhibits.

              Trustee's Distribution Statements to the Certificate Holders for the monthly periods ending November 1, 2002 and December 1, 2002 are hereby incorporated by reference as exhibits to Registrant's Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 and December 13, 2001 respectively.

         (c) Not Applicable

         (d) Not Applicable












                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            CREDIT AND ASSET REPACKAGING
                                            VEHICLE CORPORATION


Date:  March 26, 2002               By:     /s/ Sarah Leah Whitson
                                      -----------------------------------------
                                           Name:  Sarah Leah Whitson
                                           Title:    Vice President & Secretary