Form 10-K
period 2002-12-31
CREDIT & ASSET REPACKAGING VEHICLE CORP
filed 2003-03-31
CIK 1143886

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                           __________________


                               FORM 10-K

                             ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                         Commission File Number:
     December 31, 2002                                     001-16709


            CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION
         (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                         13-4182182
  (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)

85 Broad Street, New York, New York                         10004
(Address of Principal Executive Offices)                 (Zip Code)

    Registrant's telephone number, including area code: (212) 902-1000


Securities registered pursuant to Section 12(b) of the Act:

                        Title of each class
Public Credit and Repackaged Securitiessm (PCARS)sm Trust Allstate Financing II Certificates Series 2001-1

Public Credit and Repackaged Securitiessm (PCARS)sm Trust KeyCorp Institutional Capital A Certificates Series 2002-1

Public Credit and Repackaged Securitiessm (PCARS)sm Trust JPM Capital Trust I Certificates Series 2002-2

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

         No voting or non-voting common equity of the Registrant is held by non-affiliates of the Registrant.

         As of March 28, 2003, 100 shares of the Registrant's common stock were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

         The distribution reports to holders of the Certificates referred to below ("Certificateholders") filed by the Registrant on Form 8-K during the Fiscal Year in lieu of reports on Form 10-Q are incorporated by reference.

                         INTRODUCTORY NOTE

         The Registrant is the depositor under the Trust Agreements listed below, with Wells Fargo Bank Minnesota, National Association, as trustee
(the "Trustee"), each providing for the issuance of the corresponding class of Public Credit and Repackaged Securitiessm (PCARS)sm Certificates listed below (collectively, the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Trust Agreements                       Class of Certificates

Trust Agreement dated as of           Public Credit and Repackaged Securitiessm
October 1, 2001                       (PCARS)sm  Trust Allstate Financing II
                                      Certificates Series 2001-1

Trust Agreement dated as of           Public Credit and Repackaged Securitiessm
March 7, 2002                         (PCARS)sm  Trust KeyCorp Institutional
                                      Capital A Certificates Series 2002-1

Trust Agreement dated as of           Public Credit and Repackaged Securitiessm
May 3, 2002                           (PCARS)sm  Trust JPM Capital Trust I
                                      Certificates Series 2002-2


         Pursuant to staff administrative positions established in various no-action letters (see, e.g., Corporate Asset Backed Corporation
(available August 9, 1995) and Lehman Structured Assets, Inc.
(available December 8, 1994)), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable."


                                   PART I

Item 1.  Business.

                  Not Applicable

Item 2.  Properties.

                  Not Applicable

Item 3.  Legal Proceedings.

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

                  Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                  Not Applicable

Item 8.  Financial Statements and Supplementary Data.

                  Not applicable

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

                  Not applicable


                           PART III

Item 10.  Directors and Executive Officers of the Registrant.

                  Not Applicable

Item 11.  Executive Compensation.

                  Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                  Not Applicable

Item 13.  Certain Relationships and Related Transactions.

                  Not Applicable

Item 14.  Controls and Procedures.

                  Not Applicable.

Item 15.  Principal Accountant Fees and Services.

                  Not Applicable.


                         PART IV

Item 16.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

             (a) The trustee's statements of compliance with respect to each of the Trust Agreements listed above are filed herewith as Exhibits 99.1, 99.2 and 99.3, respectively.

             (b) Distribution reports to Certificateholders dated January 1,
                 2002, February 1, 2002, March 1, 2002, April 1, 2002, May 1,
                 2002, June 1, 2002, July 1, 2002, July 15, 2002, August 1,
                 2002, September 1, 2002, October 1, 2002, November 1, 2002,
                 December 1, 2002, respectively.

             (c)      Not Applicable

             (d)      Not Applicable

                                         SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CREDIT AND ASSET REPACKAGING
                                         VEHICLE CORPORATION


     Date:  March 28, 2003               By: /s/ Ram Sundaram
                                         Name:  Ram Sundaram
                                         Title:    President

                                  CERTIFICATION

         I, Ram Sundaram, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit and Asset Repackaging Vehicle Corporation, a Delaware corporation;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance required under that agreement, and except as disclosed in the reports, the depositor and the trustee has each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, National Association, as trustee.



Date:  March 28, 2003

/s/ Ram Sundaram
Name:  Ram Sundaram

                                                             EXHIBIT INDEX

Exhibit No.             Description
99.1 Trustee Statement of Compliance with respect to the Trust Agreement dated as of October 1, 2001

99.2 Trustee Statement of Compliance with respect to the Trust Agreement dated as of March 7, 2002

99.3 Trustee Statement of Compliance with respect to the Trust Agreement dated as of May 3, 2002

                                                             Exhibit No. 99.1


                       TRUSTEE STATEMENT OF COMPLIANCE


         Wells Fargo Bank Minnesota, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of October 1, 2001 between Credit and Asset Repackaging Vehicle Corporation, as depositor, and the Trustee, with respect to Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2001-1 during the period from January 1, 2002 to December 31, 2002.


New York, New York
March 28, 2003

                                       WELLS FARGO BANK MINNESOTA,
                                       NATIONAL ASSOCIATION,
                                       as Trustee for the Trust, and not in its individual capacity


                                         By: /s/ Joseph P. O'Donnell
                                         Name: Joseph P. O'Donnell
                                         Title: Corporate Trust Officer

                                                            Exhibit No. 99.2


                       TRUSTEE STATEMENT OF COMPLIANCE


         Wells Fargo Bank Minnesota, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of March 7, 2002 between Credit and Asset Repackaging Vehicle Corporation, as depositor, and the Trustee, with respect to Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-1 during the period from March 7, 2002 to December 31, 2002.


New York, New York
March 28, 2003

                                      WELLS FARGO BANK MINNESOTA,
                                      NATIONAL ASSOCIATION,
                                      as Trustee for the Trust, and not in its individual capacity


                                      By: /s/ Joseph P. O'Donnell
                                      Name: Joseph P. O'Donnell
                                      Title: Corporate Trust Officer

                                                              Exhibit No. 99.3


                       TRUSTEE STATEMENT OF COMPLIANCE


         Wells Fargo Bank Minnesota, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of May 3, 2002 between Credit and Asset Repackaging Vehicle Corporation, as depositor,and the Trustee, with respect to Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-2 during the period from May 3, 2002 to December 31, 2002.


New York, New York
March 28, 2003

                                     WELLS FARGO BANK MINNESOTA,
                                     NATIONAL ASSOCIATION,
                                     as Trustee for the Trust, and not in its individual capacity


                                     By: /s/ Joseph P. O'Donnell
                                     Name: Joseph P. O'Donnell
                                     Title: Corporate Trust Officer