Form 10-K/A
period 2002-12-31
CREDIT & ASSET REPACKAGING VEHICLE CORP
filed 2004-02-24
CIK 1143886

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002	Commission File Number: 001-16709

CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4182182 (I.R.S. Employer Identification No.)

85 Broad Street, New York, New York (Address of Principal Executive Offices)	10004 (Zip Code)

Registrant’s telephone number, including area code: (212) 902-7391

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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

          No voting or non-voting common equity of the Registrant is held by non-affiliates of the Registrant.

          As of February 23, 2004, 100 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

          This Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

INTRODUCTORY NOTE

          The Registrant is the depositor (the “Depositor”) under the Trust Agreements listed below, with Wells Fargo Bank Minnesota, National Association, as trustee (the “Trustee”), each providing for the issuance of the corresponding class of Public Credit and Repackaged SecuritiesSM (PCARS)SM Certificates listed below (collectively, the “Certificates”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates of any series represent beneficial interests in securities of the related issuer, or guaranteed by the related guarantor, identified opposite the reference to such series in the table below. Each such issuer or guarantor is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). Those reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC’s regional offices located at Seven World Trade Center, Suite 1300, New York, New York 10048, and Citicorp Center, Suite 1400, 500 West Madison Street, Chicago, Illinois 60661. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a site on the world wide web at “http://www.sec.gov” at which users can view and download copies of reports, proxy, information statements and other information filed electronically.

Trust Agreements	Series of Certificates	Underlying Security Issuer or Guarantor
Trust Agreement dated as of October 1, 2001	Public Credit and Repackage SecuritiesSM (PCARS)SM Trust Allstate Financing II Certificates Series 2001-1	The Allstate Corporation
Trust Agreement dated as of March 7, 2002	Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust KeyCorp Institutional Capital A Certificates Series 2002-1	KeyCorp
Trust Agreement dated as of May 3, 2002	Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Certificates Series 2002-2	J.P. Morgan Chase & Co.

          Pursuant to staff administrative positions established in a no-action letter regarding Corporate Asset Backed Corporation (pub. avail. August 9, 1995), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as “Not applicable.”

PART I

Item 1.	Business. Not Applicable
Item 2.	Properties. Not Applicable
Item 3.	Legal Proceedings. None
Item 4.	Submission of Matters to a Vote of Certificateholders. None

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters. Not Applicable
Item 6.	Selected Financial Data. Not Applicable
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. Not Applicable
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. Not Applicable
Item 8.	Financial Statements and Supplementary Data. Not Applicable
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure. None

PART III

Item 10.	Directors and Executive Officers of the Registrant. Not Applicable
Item 11.	Executive Compensation. Not Applicable
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Not Applicable

Item 13.	Certain Relationships and Related Transactions. There have been no transactions of a type required to be disclosed pursuant to subparagraph (a)(3) of Regulation S-K.
Item 14.	Principal Accountant Fees and Services. Not Applicable

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	The Trustee’s statements of compliance with respect to each of the Trust Agreements listed above are filed herewith as Exhibits 99.1, 99.2 and 99.3, respectively.
(b)	The reports on Form 8-K filed by the Registrant during the Fiscal Year on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2001-1, Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-1 and Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-2, in each case that included distribution reports to the respective Certificateholders, are incorporated herein as Exhibits 99.4-99.15, 99.16-99.17 and 99.18, respectively.

(c)	Not Applicable
(d)	Not Applicable

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION
Date: February 24, 2004	By:	/s/ Ram Sundaram

		Name: Title:	Ram Sundaram President

CERTIFICATION

          I, Ram Sundaram, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, filed by Credit and Asset Repackaging Vehicle Corporation, a Delaware corporation, on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2001-1, Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-1 and Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-2.

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and

4.     I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee has each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, National Association, as trustee.

Date: February 24, 2004

/s/ Ram Sundaram

Name: Ram Sundaram Title: President

EXHIBIT INDEX

Exhibit No.	Description
99.1	Trustee Statement of Compliance with respect to the Trust Agreement dated as of October 1, 2001
99.2	Trustee Statement of Compliance with respect to the Trust Agreement dated as of March 7, 2002
99.3	Trustee Statement of Compliance with respect to the Trust Agreement dated as of May 3, 2002
99.4-99.15*	Reports on Form 8-K filed by the Registrant during the Fiscal Year on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2001-1 that included distribution reports to the respective Certificateholders: Forms 8-K filed January 8, 2002; February 5, 2002; March 8, 2002; April 5, 2002; May 8, 2002; June 11, 2002; July 3, 2002; August 5, 2002; September 9, 2002; October 8, 2002; November 12, 2002; and December 9, 2002.

99.16-99.17*	Reports on Form 8-K filed by the Registrant during the Fiscal Year on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-1 that included distribution reports to the respective Certificateholders: Forms 8-K filed June 11, 2002; and December 9, 2002.

99.18	Report on Form 8-K filed by the Registrant during the Fiscal Year on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-2 that included a distribution report to the respective Certificateholders: Form 8-K filed July 25, 2002.

* Previously filed with the Securities and Exchange Commission.